Form 10-Q
period 1998-09-30
HELLER FINANCIAL COMMERCIAL MORTGAGE ASSET CORP
filed 1999-05-07
CIK 1052932

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 1998

                        Commission File Number: 333-44299

                HELLER FINANCIAL COMMERCIAL MORTGAGE ASSET CORP.

             (Exact Name of registrant as specified in its charter)

                 Delaware                                36-4202202
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

500 West Monroe Street, Chicago, Illinois                   60661
 (Address of principal executive offices)                (Zip Code)

       (312) 441-7000 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]       (see below)   No __.

           The Registrant was formed on January 7, 1998. Upon the filing of this Quarterly Report on Form 10-Q, and the filing of an Annual Report on Form 10-K dated the date hereof, Registrant will have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  Number of shares of common stock outstanding
                         at September 30, 1998.   1000



===============================================================================

PART I

ITEM 1.    FINANCIAL STATEMENTS

           Not applicable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           Not applicable.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.


PART II

ITEM 1.    LEGAL PROCEEDINGS

           There are no material pending legal proceedings with respect to the Registrant.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5.    OTHER INFORMATION

           The Registrant was formed on January 7, 1998 for the purpose of forming trust funds and issuing certificates evidencing an interest in such trust funds. As of the date of this Quarterly Report on Form 10-Q, the Registrant has not formed any trust funds or issued any certificates. The Registrant does not have, nor is it expected in the future to have, any significant assets.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Not applicable.

           (b)  Not applicable.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 7, 1999

                                            HELLER FINANCIAL COMMERCIAL
                                            MORTGAGE ASSET CORP.

                                            By:  /s/ David J. Friedman
                                                 -----------------------------
                                                 Name:  David J. Friedman
                                                 Title: President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:  May 7, 1999

                                            By:  /s/ Lauralee E. Martin
                                                 -----------------------------
                                                 Name:  Lauralee E. Martin
                                                 Title: Director (Principal
                                                        Financial Officer)


                                            By:  /s/ John Petrovski
                                                 -----------------------------
                                                 Name:  John Petrovski
                                                 Title: Director


                                            By:  /s/ David J. Friedman
                                                 -----------------------------
                                                 Name:  David J. Friedman
                                                 Title: President (Principal
                                                        Executive Officer)


                                            By:  /s/ Thomas J. Bax
                                                 -----------------------------
                                                 Name:  Thomas J. Bax
                                                 Title: Vice President


                                            By:  /s/ Lawrence G. Hund
                                                 -----------------------------
                                                 Name:  Lawrence G. Hund
                                                 Title: Chief Accounting
                                                        Officer (Principal
                                                        Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                   Document Description
------                   --------------------

None                     None