Form 10-K
period 1998-12-31
HELLER FINANCIAL COMMERCIAL MORTGAGE ASSET CORP
filed 1999-05-07
CIK 1052932

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   for the fiscal year ended December 31, 1998

                        Commission File Number: 333-44299

                HELLER FINANCIAL COMMERCIAL MORTGAGE ASSET CORP.

             (Exact Name of registrant as specified in its charter)

                      Delaware                                              36-4202202
           (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
           incorporation or organization)

500 West Monroe Street, Chicago, Illinois (Address of                         60661
            principal executive offices)                                    (Zip Code)

       (312) 441-7000 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

              Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| (see below) No __.

              The Registrant was formed on January 7, 1998. Upon the filing of this Annual Report on Form 10-K, and the filing of a Quarterly Report on 10-Q dated the date hereof, Registrant will have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ].

Aggregate market value of voting and non-voting stock held by non-affiliates:
None.

     Number of shares of common stock outstanding at December 31, 1998. 1000
                    Documents incorporated by reference: None


===============================================================================

ITEM 1. BUSINESS

        The Registrant was formed on January 7, 1998 for the purpose of forming trust funds and issuing certificates evidencing an interest in such trust funds. As of the date of this Annual Report on Form 10-K, the Registrant has not formed any trust funds. The Registrant does not have, nor is it expected in the future to have, any significant assets.

ITEM 2. PROPERTIES

        None. Upon the creation of trust funds, certain information relating to properties in such trust funds will be disclosed in reports relating to such trust funds. It is anticipated that such information may be limited to a Servicer's Annual Statement of Compliance and a Servicer's Independent Accountant's Report on Servicer's servicing activities.

ITEM 3. LEGAL PROCEEDINGS

        There are no material pending legal proceedings with respect to the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Registrant was formed for the purpose of forming trust funds and issuing certificates evidencing an interest in such trust funds. As of the date of this Annual Report on Form 10-K, the Registrant has not formed any trust funds. No trust fund formed will have directors or executive officers. The certificate holders owning an interest in any such trust fund will have no right to vote (except with respect to required consents to the Pooling and Servicing Agreement and upon certain events of default) or control such trust funds, except that such certificate holders are generally permitted to select an operating adviser to advise, direct and approve recommendations of a special servicer with respect to specially serviced assets in the trust fund.

ITEM 11. EXECUTIVE COMPENSATION

        Not applicable. See response to Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Registrant was formed for the purpose of forming trust funds and issuing certificates evidencing an interest in such trust funds. As of the date of this Annual Report on Form 10-K, the Registrant has not formed any trust funds or issued any certificates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable. See response to Item 10.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  Not applicable.

        (b)  None.

        (c)  Not applicable.

        (d)  Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:   May 7, 1999


                                               HELLER FINANCIAL COMMERCIAL
                                               MORTGAGE ASSET CORP.

                                               By: /s/ David J. Friedman
                                                   ----------------------------
                                                   Name:  David J. Friedman
                                                   Title: President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Dated:   May 7, 1999

                                               By: /s/ Lauralee E. Martin
                                                   ----------------------------
                                                   Name:  Lauralee E. Martin
                                                   Title: Director (Principal
                                                          Financial Officer)


                                               By: /s/ John Petrovski
                                                   ----------------------------
                                                   Name:  John Petrovski
                                                   Title: Director

                                               By: /s/ David J. Friedman
                                                   ----------------------------
                                                   Name:  David J. Friedman
                                                   Title: President (Principal
                                                          Executive Officer)


                                               By: /s/ Thomas J. Bax
                                                   ----------------------------
                                                   Name:  Thomas J. Bax
                                                   Title: Vice President


                                               By: /s/ Lawrence J. Hund
                                                   ----------------------------
                                                   Name:  Lawrence J. Hund
                                                   Title: Chief Accounting
                                                          Officer (Principal
                                                          Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                        Document Description
-------                       ---------------------
None                          None