Form 10-Q
period 1999-03-31
HELLER FINANCIAL COMMERCIAL MORTGAGE ASSET CORP
filed 1999-05-11
CIK 1052932

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1999

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

Dated:  May 11, 1999

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

Dated:  May 11, 1999

                                            By:  /s/ Lauralee E. Martin
                                                 -----------------------------
                                                 Name:  Lauralee E. Martin
                                                 Title: Director (Principal
                                                        Financial Officer)


                                            By:  /s/ John Petrovski
                                                 -----------------------------
                                                 Name:  John Petrovski
                                                 Title: Director


                                            By:  /s/ David J. Friedman
                                                 -----------------------------
                                                 Name:  David J. Friedman
                                                 Title: President (Principal
                                                        Executive Officer)


                                            By:  /s/ Thomas J. Bax
                                                 -----------------------------
                                                 Name:  Thomas J. Bax
                                                 Title: Senior Vice President


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